Form 10-Q
period 2014-03-31
Visual Acumen, Inc.
filed 2014-05-13
CIK 1597483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number  333-193773

VISUAL ACUMEN, INC.

(Exact name of registrant as specified in its charter)

Florida	46-3853512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

431 Maple Hill Avenue Newington, CT	06111
(Address of principal executive offices)	(Zip Code)

860 532 0427

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 9,000,000 shares of common stock are issued and outstanding as of May 12, 2014.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Visual Acumen, Inc. a Florida corporation.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Visual Acumen, Inc.

(A Development Stage Company)

Balance Sheets

	As of
	March 31,	December 31,
	2014	2013
	(unaudited)	(audited)
ASSETS

Current Assets
Cash and cash equivalents	$5,665	$9,000
Total Current Assets	5,665	9,000

TOTAL ASSETS	$5,665	$9,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$600	$2,000
Total Current Liabilities	600	2,000
Total Liabilities	600	2,000

Stockholders’ Equity
Common stock: 250,000,000 authorized; $0.0001 par value; 12,000,000 and 9,000,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	900	900
Additional paid in capital	8,100	8,100
Deficit accumulated during the development stage	(3,935)	(2,000)
Total Stockholders’ Equity	5,065	7,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,665	$9,000

See notes to unaudited financial statements

Visual Acumen, Inc.

(A Development Stage Company)

Statements of Operations

(unaudited)

		October 7, 2013
	For the Three	(inception)
	Months Ended	through
	March 31,	March 31,
	2014	2014

Revenues	$—	$—

Operating Expenses
General and administrative	835	835
Professional	1,100	3,100
Total operating expenses	1,935	3,935

Net loss	$(1,935)	$(3,935)

Basic and dilutive loss per share	$(0.00)	$—

Weighted average number of shares outstanding	9,000,000	—

See notes to unaudited financial statements

Visual Acumen, Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, October 7, 2013 (inception)	—	$—	$—	$—	$—

Stock issued for cash	9,000,000	900	8,100	—	9,000

Net loss	—	—	—	(2,000)	(2,000)

Balance, December 31, 2013	9,000,000	900	8,100	(2,000)	7,000

Net loss (unaudited)	—	—	—	(1,935)	(1,935)

Balance, March 31, 2014	9,000,000	$900	$8,100	$3,935	$5,065

See notes to unaudited financial statements

Visual Acumen, Inc.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

		October 7, 2014
	Three Months	(inception)
	Ended	through
	March 31,	March 31,
	2014	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,935)	$(3,935)
Changes in operating assets and liabilities:
Accounts payable	(1,400)	600
Total adjustments	(1,400)	600
Net Cash (Used in) Provided By Operating Activities	(3,335)	(3,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	9,000	9,000
Net Cash (Used in) Provided by Financing Activities	0	9,000

Net increase (decrease) in cash and cash equivalents	(3,335)	—
Cash and cash equivalents, beginning of period	9,000	9,000
Cash and cash equivalents, end of period	$5,665	$5,665

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See notes to unaudited financial statements

VISUAL ACUMEN, INC.

(A Development Stage Corporation)

Notes to Financial Statements

(unaudited)

For the Period from October 7, 2014 (Date of Inception) through March 31, 2014

NOTE 1. BACKGROUND INFORMATION

Visual Acumen, Inc. (the “Company”), a Florida corporation, was formed to develop a process for extracting descriptive data from images.  The data will be used to provide analytical information to users about themselves and their habits as well as empower users who have difficulties with the written word, communicate more effectively. The Company was incorporated on October 7, 2013 (Date of Inception) with its corporate headquarters located in Newington, CT and its year-end is December 31.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended March 31, 2014, the Company had no operations. As of March 31, 2014, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed are:

UNAUDITED INTERIM FINANCIAL STATEMENTS - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DEVELOPMENT STAGE COMPANY - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

FINANCIAL INSTRUMENTS - The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

CASH AND CASH EQUIVALENTS - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE - The Company accounts for income taxes under FASB ASC 740 “Income Taxes.”  Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

COMMON STOCK - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

NET INCOME (LOSS) PER COMMON SHARE - Net income (loss) per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share.  Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2014. As of March 31, 2014, the Company had no dilutive potential common shares.

REVENUE AND COST RECOGNITION - The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

ADVERTISING COSTS - The Company’s policy regarding advertising is to expense advertising when incurred. There has been no advertising cost incurred for the three months ended March 31, 2014 or for the period October 7, 2013 (date of inception) through March 31, 2014.

RECENTLY ACCOUNTING PRONOUNCEMENTS - Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

NOTE 4. INCOME TAXES - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

October 7, 2013
(Date of Inception)
through
March 31, 2014
Tax benefit at U.S. statutory rate	$—
State income tax benefit, net of federal benefit.	—
$—

The Company did not have any temporary differences for the period from October 7, 2013 (Date of Inception) through March 31, 2014.

The Company adopted the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), on October 7, 2013. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 5. SHAREHOLDER’S EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 250,000,000 shares with a par value of $0.0001.  The Company issued 9,000,000 shares of our $.0001 par value common stock to Alex McKenna, our CEO and sole Director, on October 7, 2013 for cash in the amount of $9,000 (per share price of $.001).

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6. RELATED PARTY TRANSACTIONS

On October 7, 2013, the Company sold 9,000,000 shares of common stock to its founder for $0.001 per share.

The officer and director of the Company is or may be involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at a minimum charge.

The above is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with independent parties.

NOTE 7. COMMITMENTS AND CONTINGENCY

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8. SUBSEQUENT EVENTS

Management has evaluated subsequent events and is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report, which would have a material effect upon the Company.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Visual Acumen, Inc. (the “Company”), a Florida corporation was formed to develop a process for extracting descriptive data from images.  The data will be used to provide analytical information to users about themselves and their habits as well as empower users who have difficulties with the written word, communicate more effectively. The Company was incorporated on October 7, 2013 (Date of Inception) with its corporate headquarters located in Newington, CT, and its year-end is December 31.

We have no operations and in accordance with SFAS #7 is considered to be in the development stage.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company’s S-1 and amended S-1/A’s. Results or interim periods may not be indicative of results for the full year.

During the three months of the fiscal year 2014, the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA).

The Company did not generate any revenue during the three month period ending March 31, 2014 and for the period October 7, 2013 (date of inception) through March 31, 2014.

Total expenses the three month period ending March 31, 2014 and for the period October 7, 2013 (date of inception) through March 31, 2014 were $1,935 and $3,935, respectively.  Operating expenses consisted primarily of filing and professional fees.  Operations reported operating losses for the period ending March 31, 2014 and for the period October 7, 2013 (date of inception) through March 31, 2014 of $1,935 and $3,935, respectively. The basic net loss per share amounted to $.00 for the three months ending March 31, 2014.

Liquidity and Capital Resources

At March 31, 2014 we had working capital of $5,065, consisting of cash on hand of $5,665 as compared to working capital of $7,000 at December 31, 2013.

Net cash used in operating activities for the three month period ending March 31, 2014 was $3,335 as compared to $3,335 for the period from inception on October 7, 2013 through March 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of March 31, 2014 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2014.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2015. Additionally, we plan to test our updated controls and remediate our deficiencies by March 31, 2015

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Visual Acumen Inc.

Date: May 13, 2014	BY: /s/ Alex McKenna
Alex McKenna
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director